Form 10-K
period 2005-03-01
Morgan Stanley Capital I Trust 2004 IQ7
filed 2005-03-31
CIK 1290040

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended December 31, 2004

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE
ACT OF 1934

For the transition period from ________to _______

Commission file number 333-104283-08

Morgan Stanley Capital I Inc. (as Depositor under the Pooling and Servicing Agreement, dated as of May 1, 2004, providing for the issuance of the Commercial Mortgage Pass-through Certificates, Series 2004-IQ7)
(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

13-3291626
(I.R.S. Employer Identification No.)

1585 Broadway, New York, New York
(Address of principal executive offices)

10036
(Zip Code)
Registrant's telephone number, including area code: 212-761-4000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S K (~229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

[ X ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes [ ] No [ X ]

State the aggregate market value of the voting and non voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

Not Applicable

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Not Applicable

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I
Item 1. Business.

Not applicable

Item 2. Properties.

Not applicable

Item 3. Legal Proceedings.

The registrant knows of no material pending legal proceedings involving the trust created under the Pooling and
Servicing Agreement, the Trustee, the Master Servicers or the registrant with respect to the trust other than routine litigation incidental to the duties of the respective parties.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity
Securities.
Currently, there is no established trading market for the Certificates known to the Registrant.
There was an aggregate of 50 holders of record for the registered certificates. The Calculation of holders of record was based upon the number of individual participants in the security position listing provided by DTC as of December 31,
2004.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and
Results of Operation.

Not applicable.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Not applicable.

Item 9. Changes in and Disagreements With Accountants on Accounting and
Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Not applicable.

Item 9B. Other Information.

None.

PART III
Item 10. Directors and Executive Officers of the Registrant.

Not applicable.

Item 11. Executive Compensation.

Not applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Not applicable.

Item 13. Certain Relationships and Related Transactions.

Not applicable.

Item 14. Principal Accounting Fees and Services.

Not applicable.

PART IV

Item 15. Exhibits, Financial Statement Schedules.
(A) Exhibits

(31) Sarbanes Oxley Certification

(99.1) Annual Independent Accountants' Servicing Report for the year ended December 31, 2004.
a) Wells Fargo Bank, National Association, as General Master Servicer
b) Midland Loan Services, Inc., as General Special Servicer
c) NCB, FSB, as NCB Master Servicer
d) National Consumer Cooperative Bank, as Co-op Special Servicer
e) Wachovia Bank, National Association, as Master Servicer of the 111 Eighth Avenue loan
f) Wells Fargo Bank, National Association, as Master Servicer of the Alamo Quarry Market and Quarry Crossing loan
g) Midland Loan Services, Inc., as Master Servicer of the Beverly Center loan

(99.2) Report of Management as to compliance with minimum servicing standards for the year ended December 31,
2004.
a) Wells Fargo Bank, National Association, as General Master Servicer
b) Midland Loan Services, Inc., as General Special Servicer
c) NCB, FSB, as NCB Master Servicer
d) National Consumer Cooperative Bank, as Co-op Special Servicer
e) Wachovia Bank, National Association, as Master Servicer of the 111 Eighth Avenue loan
f) Wells Fargo Bank, National Association, as Master Servicer of the Alamo Quarry Market and Quarry Crossing loan
g) Midland Loan Services, Inc., as Master Servicer of the Beverly Center loan

(99.3) Annual Statement of Compliance for the year ended December 31, 2004.
a) Wells Fargo Bank, National Association, as General Master Servicer
b) Midland Loan Services, Inc., as General Special Servicer
c) NCB, FSB, as NCB Master Servicer
d) National Consumer Cooperative Bank, as Co-op Special Servicer
e) Wachovia Bank, National Association, as Master Servicer of the 111 Eighth Avenue loan
f) Wells Fargo Bank, National Association, as Master Servicer of the Alamo Quarry Market and Quarry Crossing loan
g) Midland Loan Services, Inc., as Master Servicer of the Beverly Center loan

(99.4) Aggregate Statement of Principal and Interest Distributions to Certificateholders as of December 31, 2004.

(B) The exhibits required to be filed by the Registrant pursuant to Item 601 of Regulation S-K are listed above.

(C) Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Morgan Stanley Capital I Inc.
as Depositor

By: /s/ Craig Phillips
Craig Phillips
President
Date: March 24, 2005

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED
SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

(a)(i) No annual report is provided to the Certificateholders.

(a)(ii) No proxy statement, form of proxy or other proxy soliciting material has been sent to any Certificateholder with respect to any annual or other meeting of Certificateholders.